Form 10-Q
period 2020-06-30
Collective Growth Corp
filed 2020-08-06
CIK 1799611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2020, there were 15,262,500 shares of Class A common stock, $0.0001 par value per share, issued and outstanding and 3,750,000 share of Class B common stock, $0.0001 par value per share, issued and outstanding.

COLLECTIVE GROWTH CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

COLLECTIVE GROWTH CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$685,456	$—
Prepaid expenses	185,202	—
Total Current Assets	870,658	—

Deferred offering costs	—	32,500
Deferred tax asset	421	—
Marketable securities held in Trust Account	150,021,778	—
Total Assets	$150,892,857	$32,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$119,619	$—
Promissory note – related party	—	7,848
Total Current liabilities	119,619	7,848

Deferred underwriting fee payable	5,250,000	—
Total Liabilities	5,369,619	7,848

Commitments (Note 6)

Common stock subject to possible redemption, 14,052,323 shares at redemption value at June 30, 2020	140,523,230	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,210,177 shares issued and outstanding (excluding 14,052,323 shares subject to possible redemption) at June 30, 2020	121	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 and 4,312,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (1)	375	431
Additional paid-in capital	5,263,977	24,569
Accumulated deficit	(264,465)	(348)
Total Stockholders’ Equity	5,000,008	24,652
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,892,857	$32,500

(1)	December 31, 2019 share amount included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020

Formation and operating costs	$285,408	$286,316
Loss from operations	(285,408)	(286,316)

Other income:
Interest earned on marketable securities held in Trust Account	23,783	23,783
Unrealized loss on marketable securities held in Trust Account	(2,005)	(2,005)
Other income, net	21,778	21,778

Loss before provision for income taxes	(263,630)	(264,538)
Benefit from income taxes	421	421
Net Loss	$(263,209)	$(264,117)

Weighted average shares outstanding, basic and diluted (1)	4,478,530	4,114,265

Basic and diluted net loss per common share	$(0.06)	$(0.06)

(1)	Excludes an aggregate of 14,052,323 shares subject to possible redemption at June 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020 (1)	—	$—	4,312,500	$431	$24,569	$(348)	$24,652

Net loss	—	—	—	—	—	(908)	(908)

Balance – March 31, 2020	—	—	4,312,500	431	24,569	(1,256)	23,744

Sale of 15,000,000 Units, net of underwriting discount and offering expenses	15,000,000	1,500	—	—	141,261,203	—	141,262,703

Sale of 262,500 Private Placement Units	262,500	26	—	—	2,624,974	—	2,625,000

Sale of 1,875,000 Private Placement Warrants	—	—	—	—	1,875,000	—	1,875,000

Forfeiture of Founder Shares	—	—	(562,500)	(56)	56	—	—

Common stock subject to possible redemption	(14,052,323)	(1,405)	—	—	(140,521,825)	—	(140,523,230)

Net loss	—	—	—	—	—	(263,209)	(263,209)

Balance – June 30, 2020	1,210,177	$121	3,750,000	$375	$5,263,977	$(264,465)	$5,000,008

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(264,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,783)
Unrealized loss on marketable securities held in Trust Account	2,005
Deferred tax benefit	(421)
Changes in operating assets and liabilities:
Prepaid expenses	(185,202)
Accounts payable and accrued expenses	119,619
Net cash used in operating activities	(351,899)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	2,625,000
Proceeds from sale of Private Placement Warrants	1,875,000
Proceeds from promissory note - related party	104,058
Repayment of promissory note – related party	(111,906)
Payment of offering costs	(454,797)
Net cash provided by financing activities	151,037,355

Net Change in Cash	685,456
Cash – Beginning	—
Cash – Ending	$685,456

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to redemption	$140,786,390
Change in value of common stock subject to possible redemption	$(263,160)
Deferred underwriting fee payable	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from December 10, 2019 (inception) through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $8,737,297, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $487,297 of other offering costs. In addition, as of June 30,2020, cash of $685,456 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on May 5, 2020, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Securities was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded on the Company’s net operating losses.

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 9,506,250 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income per common share for the periods presented.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 31, 2019, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The Sponsor subsequently transferred certain of the Founder Shares to the other Initial Stockholders. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares). On June 19, 2020, the underwriters’ over-allotment option expired unexercised, and, as a result 562,500 Founder Shares were forfeited resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

Executive Compensation

The Company has agreed to pay an affiliate of Tim Saunders, the Company’s Chief Financial Officer, $10,000 per month for up to 6 months commencing on April 30, 2020 and accrue $12,000 per month for up to six months from April 30, 2020 and payable until, and only upon, the consummation of an initial Business Combination, for Mr. Saunders’ services as Chief Financial Officer. For the three and six months ended June 30, 2020, the Company incurred $44,000 of such fees, of which $34,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on April 30, 2020 through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of certain of the Company’s officers and directors a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred and paid $20,000 of such fees.

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Offering, or $5,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On January 10, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,210,177 and no shares of Class A common stock issued or outstanding, excluding 14,052,323 and no shares of Class A common stock subject to possible redemption, respectively.

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock — On January 10, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 3,750,000 and 4,312,500 shares of Class B common stock issued and outstanding, respectively. On June 19, 2020, the underwriters’ over-allotment option expired unexercised, and, as a result 562,500 Founder Shares were forfeited resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

COLLECTIVE GROWTH CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Marketable securities held in Trust Account	1	$150,021,778

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2019 (inception) through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following our Initial Public Offering, we have also been seeking to identify target companies for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $263,209, which consists of operating costs of $285,408 and an unrealized loss on marketable securities held in our Trust Account of $2,005, offset by interest income on marketable securities held in the Trust Account of $23,783 and a benefit from income taxes of $421.

For the six months ended June 30, 2020, we had a net loss of $264,117, which consists of operating costs of $286,316 and an unrealized loss on marketable securities held in our Trust Account of $2,005, offset by interest income on marketable securities held in the Trust Account of $23,783 and a benefit from income taxes of $421.

Liquidity and Capital Resources

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $150,021,778 (including approximately $22,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the six months June 30, 2020, cash used in operating activities was $351,899. Net loss of $264,117 was affected by interest earned on marketable securities held in the Trust Account of $23,783, an unrealized loss on marketable securities held in our Trust Account of $2,005 and a deferred tax benefit of $421. Changes in operating assets and liabilities used $65,583 of cash for operating activities.

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

As of June 30, 2020, we had cash of $685,456. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $5,250,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

COLLECTIVE GROWTH CORPORATION

Date: August 6, 2020	By:	/s/ Bruce Linton
	Name:	Bruce Linton
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Tim Saunders
	Name:	Tim Saunders
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)