Form 10-Q
period 2020-09-30
Collective Growth Corp
filed 2020-11-16
CIK 1799611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 16, 2020, there were 15,262,500 shares of Class A common stock, $0.0001 par value per share, issued and outstanding and 3,750,000 share of Class B common stock, $0.0001 par value per share, issued and outstanding.

COLLECTIVE GROWTH CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

 i

COLLECTIVE GROWTH CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$390,234	$—
Prepaid expenses	134,741	—
Total Current Assets	524,975	—

Deferred offering costs	—	32,500
Marketable securities held in Trust Account	150,061,508	—
Total Assets	$150,586,483	$32,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$144,733	$—
Promissory note – related party	—	7,848
Total Current liabilities	144,733	7,848

Deferred tax liability	359	—
Deferred underwriting fee payable	5,250,000	—
Total Liabilities	5,395,092	7,848

Commitments (Note 6)

Common stock subject to possible redemption, 14,019,139 shares at redemption value at September 30, 2020	140,191,390	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,243,361 shares issued and outstanding (excluding 14,019,139 shares subject to possible redemption) at September 30, 2020	124	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,750,000 and 4,312,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019 (1)	375	431
Additional paid-in capital	5,595,814	24,569
Accumulated deficit	(596,312)	(348)
Total Stockholders’ Equity	5,000,001	24,652
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,586,483	$32,500

(1)	December 31, 2019 share amount included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Formation and operating costs	$370,797	$657,113
Loss from operations	(370,797)	(657,113)

Other income:
Interest earned on marketable securities held in Trust Account	36,016	59,799
Unrealized gain on marketable securities held in Trust Account	3,714	1,709
Other income, net	39,730	61,508

Loss before provision for income taxes	(331,067)	(595,605)
Provision for income taxes	(780)	(359)
Net loss	$(331,847)	$(595,964)

Weighted average shares outstanding, basic and diluted (1)	4,960,177	4,398,294

Basic and diluted net loss per common share (2)	$(0.07)	$(0.14)

(1)	Excludes an aggregate of 14,019,139 shares subject to possible redemption at September 30, 2020.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to shares of common stock subject to possible redemption of $20,468 and $0 for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020 (1)	—	$—	4,312,500	$431	$24,569	$(348)	$24,652

Net loss	—	—	—	—	—	(908)	(908)

Balance – March 31, 2020	—	—	4,312,500	431	24,569	(1,256)	23,744

Sale of 15,000,000 Units, net of underwriting discount and offering expenses	15,000,000	1,500	—	—	141,261,203	—	141,262,703
Sale of 262,500 Private Placement Units	262,500	26	—	—	2,624,974	—	2,625,000
Sale of 1,875,000 Private Placement Warrants	—	—	—	—	1,875,000	—	1,875,000
Forfeiture of Founder Shares	—	—	(562,500)	(56)	56	—	—
Common stock subject to possible redemption	(14,052,323)	(1,405)	—	—	(140,521,825)	—	(140,523,230)
Net loss	—	—	—	—	—	(263,209)	(263,209)

Balance – June 30, 2020	1,210,177	121	3,750,000	375	5,263,977	(264,465)	5,000,008

Common stock subject to possible redemption	33,184	3	—	—	331,837	—	331,840
Net loss	—	—	—	—	—	(331,847)	(331,847)

Balance– September 30, 2020	1,243,361	$124	3,750,000	$375	$5,595,814	$(596,312)	$5,000,001

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(595,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(59,799)
Unrealized gain on marketable securities held in Trust Account	(1,709)
Deferred tax provision	359
Changes in operating assets and liabilities:
Prepaid expenses	(134,741)
Accounts payable and accrued expenses	144,733
Net cash used in operating activities	(647,121)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	147,000,000
Proceeds from sale of Private Placement Units	2,625,000
Proceeds from sale of Private Placement Warrants	1,875,000
Proceeds from promissory note - related party	104,058
Repayment of promissory note – related party	(111,906)
Payment of offering costs	(454,797)
Net cash provided by financing activities	151,037,355

Net Change in Cash	390,234
Cash – Beginning	—
Cash – Ending	$390,234

Non-Cash Investing and Financing Activities:
Initial classification of common stock subject to redemption	$140,786,390
Change in value of common stock subject to possible redemption	$(595,000)
Deferred underwriting fee payable	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from December 10, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $8,737,297, consisting of $3,000,000 of underwriting fees, $5,250,000 of deferred underwriting fees and $487,297 of other offering costs. In addition, as of September 30, 2020, cash of $390,234 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 11, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 9,506,250 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(331,847)	$(595,964)
Less: Income attributable to shares subject to possible redemption	(20,468)	—
Adjusted net loss	$(352,315)	$(595,964)

Weighted average shares outstanding, basic and diluted	4,960,177	4,398,294

Basic and diluted net loss per common share	$(0.07)	$(0.14)

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
SEPTEMBER 30, 2020
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

Executive Compensation

The Company has agreed to pay an affiliate of Tim Saunders, the Company’s Chief Financial Officer, $10,000 per month for up to 6 months commencing on April 30, 2020 and accrue $12,000 per month for up to six months from April 30, 2020 and payable until, and only upon, the consummation of an initial Business Combination, for Mr. Saunders’ services as Chief Financial Officer. For the three and nine months ended September 30, 2020, the Company incurred $66,000 and $110,000, respectively, of such fees, of which $60,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Administrative Support Agreement

The Company entered into an agreement, commencing on April 30, 2020 through the earlier of the Company’s consummation of a Business Combination and the liquidation of the Trust Account, to pay an affiliate of certain of the Company’s officers and directors a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred and paid $30,000 and $50,000 of such fees, respectively.

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On January 10, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,243,361 and no shares of Class A common stock issued or outstanding, excluding 14,019,139 and no shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — On January 10, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 3,750,000 and 4,312,500 shares of Class B common stock issued and outstanding, respectively. On June 19, 2020, the underwriters’ over-allotment option expired unexercised, and, as a result 562,500 Founder Shares were forfeited resulting in an aggregate of 3,750,000 Founder Shares outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

COLLECTIVE GROWTH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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
SEPTEMBER 30, 2020
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$150,061,508

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 28, 2020, the Sponsor committed to provide the Company loans in the aggregate amount of $170,000 in order to finance transaction costs in connection with a Business Combination. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 10, 2019 (inception) through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following our Initial Public Offering, we have also been seeking to identify target companies for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $331,847, which consists of operating costs of $370,797 and a provision for income taxes of $780, offset by interest income on marketable securities held in the Trust Account of $36,016 and an unrealized gain on marketable securities held in our Trust Account of 3,714.

For the nine months ended September 30, 2020, we had a net loss of $595,964, which consists of operating costs of $657,113 and a provision for income taxes of $359, offset by interest income on marketable securities held in the Trust Account of $59,799 and an unrealized gain on marketable securities held in our Trust Account of 1,709.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $150,061,508 (including approximately $62,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the nine months September 30, 2020, cash used in operating activities was $647,121. Net loss of $595,964 was affected by interest earned on marketable securities held in the Trust Account of $59,799, an unrealized gain on marketable securities held in our Trust Account of $1,709 and a deferred tax provision of $359. Changes in operating assets and liabilities provided $9,992 of cash for operating activities.

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

As of September 30, 2020, we had cash of $390,234. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus dated April 30, 2020 filed with the SEC. The following risk factor could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

COLLECTIVE GROWTH CORPORATION

Date: November 16, 2020	By:	/s/ Bruce Linton
	Name:	Bruce Linton
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Tim Saunders
	Name:	Tim Saunders
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)